Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C32
filed 2017-03-23
CIK 1652982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-190246-17

Central Index Key Number of the issuing entity: 0001652982

JPMBB Commercial Mortgage Securities Trust 2015-C32

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682523

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001576832

MC-Five Mile Commercial Mortgage Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001567746

Redwood Commercial Mortgage Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001587045

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

(212) 272-6858

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

Not applicable.

EXPLANATORY NOTES

The First National Building Mortgage Loan, the Eastmont Town Center Mortgage Loan, the Hyatt Place Texas Portfolio Mortgage Loan and the New Center One Building Mortgage Loan, which constituted approximately 3.5%, 2.5%, 2.2% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the First National Building Mortgage Loan, the Eastmont Town Center Mortgage Loan, the Hyatt Place Texas Portfolio Mortgage Loan or the New Center One Building Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the First National Building Mortgage Loan, the Eastmont Town Center Mortgage Loan, the Hyatt Place Texas Portfolio Mortgage Loan and the New Center One Building Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan, which constituted approximately 3.1% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the One Shell Square Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Brunswick Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2015-C30 transaction, Commission File Number 333-190246-15 (the “JPMBB 2015-C30 Transaction”). These loan combinations, including the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C30 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2015-C30 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2015-C30 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Civic Opera Building Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date.  The Civic Opera Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Civic Opera Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2015-C31 transaction, Commission File Number 333-190246-16 (the “JPMBB 2015-C31 Transaction”). This loan combination, including the Civic Opera Building Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C31 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2015-C31 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2015-C31 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the U-Haul Portfolio Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The U-Haul Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the U-Haul Portfolio Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MSJP 2015-HAUL transaction (the “MSJP 2015-HAUL Transaction”). This loan combination, including the U-Haul Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MSJP 2015-HAUL Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the MSJP 2015-HAUL Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the MSJP 2015-HAUL Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan and the trustee and custodian of the Civic Opera Building Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the JPMBB 2015-C30 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the U-Haul Portfolio Mortgage Loan, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Civic Opera Building Mortgage Loan, the U-Haul Portfolio Mortgage Loan, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC, as special servicer of the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan and U.S. Bank, as trustee, custodian and certificate administrator of the U-Haul Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Items 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and special servicer of the Civic Opera Building Mortgage Loan, Torchlight Loan Services, LLC, as special servicer of the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan and U.S. Bank National Association, as certificate administrator for the U-Haul Portfolio Mortgage Loan listed on the Exhibit Index as omitted from this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C30 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2015-C30 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2015-C30 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the First National Building Mortgage Loan (see Exhibit 33.1)
33.10 LNR Partners, LLC, as Special Servicer of the First National Building Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the First National Building Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the First National Building Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the First National Building Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the First National Building Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 33.1)
33.18 LNR Partners, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastmont Town Center Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Eastmont Town Center Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.1)
33.26 LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.5)
33.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.1)
33.34 LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the New Center One Building Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 33.5)
33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.1)
33.42 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.43 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 33.5)
33.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.1)
33.50 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.51 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.5)
33.54 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.8)
33.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan
33.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 33.57)
33.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 33.4)
33.60 Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 33.5)
33.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 33.6)
33.62 Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)
33.63 Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)
33.64 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.65 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.7)
33.66 National Tax Search, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the First National Building Mortgage Loan (see Exhibit 34.1)
34.10 LNR Partners, LLC, as Special Servicer of the First National Building Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the First National Building Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the First National Building Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the First National Building Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the First National Building Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 34.1)
34.18 LNR Partners, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastmont Town Center Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Eastmont Town Center Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.1)
34.26 LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.5)
34.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.1)
34.34 LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the New Center One Building Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 34.5)
34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.1)
34.42 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.43 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 34.5)
34.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.1)
34.50 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.51 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.5)
34.54 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.8)
34.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan
34.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 34.57)
34.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 34.4)
34.60 Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 34.5)
34.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 34.6)
34.62 Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)
34.63 Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)
34.64 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.65 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.7)
34.66 National Tax Search, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the First National Building Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC, as Special Servicer of the First National Building Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the First National Building Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 35.1)
35.8 LNR Partners, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastmont Town Center Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 35.1)
35.11 LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.1)
35.14 LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the New Center One Building Mortgage Loan (see Exhibit 35.3)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan
35.17 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.16)
35.20 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.18)
35.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Civic Opera Building Mortgage Loan
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan
35.26 Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan
35.27 U.S. Bank National Association, as Certificate Administrator of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and MC-Five Mile Commercial Mortgage Finance LLC, as Seller (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 22, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the First National Building Mortgage Loan (see Exhibit 33.1)
33.10 LNR Partners, LLC, as Special Servicer of the First National Building Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the First National Building Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the First National Building Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the First National Building Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the First National Building Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 33.1)
33.18 LNR Partners, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastmont Town Center Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Eastmont Town Center Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.1)
33.26 LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.5)
33.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.1)
33.34 LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the New Center One Building Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 33.5)
33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.1)
33.42 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.43 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 33.5)
33.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.1)
33.50 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.51 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.5)
33.54 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.8)
33.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan
33.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 33.57)
33.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 33.4)
33.60 Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 33.5)
33.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 33.6)
33.62 Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)
33.63 Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)
33.64 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.65 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.7)
33.66 National Tax Search, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the First National Building Mortgage Loan (see Exhibit 34.1)
34.10 LNR Partners, LLC, as Special Servicer of the First National Building Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the First National Building Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the First National Building Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the First National Building Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the First National Building Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the First National Building Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 34.1)
34.18 LNR Partners, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastmont Town Center Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Eastmont Town Center Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Eastmont Town Center Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.1)
34.26 LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.5)
34.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.1)
34.34 LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the New Center One Building Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 34.5)
34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.1)
34.42 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.43 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 34.5)
34.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.1)
34.50 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.51 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.5)
34.54 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.8)
34.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan
34.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 34.57)
34.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 34.4)
34.60 Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 34.5)
34.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 34.6)
34.62 Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)
34.63 Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)
34.64 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.65 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.7)
34.66 National Tax Search, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the First National Building Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC, as Special Servicer of the First National Building Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the First National Building Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 35.1)
35.8 LNR Partners, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastmont Town Center Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 35.1)
35.11 LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.1)
35.14 LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the New Center One Building Mortgage Loan (see Exhibit 35.3)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan
35.17 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.16)
35.20 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.18)
35.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Civic Opera Building Mortgage Loan
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan
35.26 Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan
35.27 U.S. Bank National Association, as Certificate Administrator of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and MC-Five Mile Commercial Mortgage Finance LLC, as Seller (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of October 29, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein)