Form 10-K
period 2018-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C32
filed 2019-03-22
CIK 1652982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(212) 834-5467

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Rialto Capital Advisors, LLC is the special servicer of the Civic Opera Building Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Civic Opera Building Mortgage Loan from July 5, 2018 to December 31, 2018. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the Civic Opera Building Mortgage Loan, the U-Haul Portfolio Mortgage Loan, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC, as special servicer of the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan and U.S. Bank, as trustee, custodian and certificate administrator of the U-Haul Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Items 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 to December 31, 2018 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of the Civic Opera Building Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018, Rialto Capital Advisors, LLC, as special servicer of the Civic Opera House Mortgage Loan on and after July 5, 2018, Torchlight Loan Services, LLC, as special servicer of the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan and U.S. Bank National Association, as certificate administrator for the U-Haul Portfolio Mortgage Loan listed on the Exhibit Index as omitted from this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, U.S. Bank, National Association, as trustee, certificate administrator and custodian, and RAIT Funding, LLC, as loan seller:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18,500,000 of the mortgage loan for which it held a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement.  The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.  The court denied defendants’ motion to dismiss RAIT II’s amended complaint, and the parties are now in the midst of the discovery phase of the litigation.  RAIT Partnership, L.P. served as the collateral manager and servicer for RAIT II.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.54       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.7)

33.56       National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.8)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018 (see Exhibit 33.57)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 33.4)

33.61       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 33.5)

33.62       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 33.6)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)

33.64       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)

33.65       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.8)

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

34.54       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.7)

34.56       National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.8)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018 (see Exhibit 34.57)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 34.4)

34.61       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 34.5)

34.62       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 34.6)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)

34.64       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)

34.65       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.8)

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

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 35.3)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan

35.28       U.S. Bank National Association, as Certificate Administrator of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 22, 2019