Form 10-K
period 2021-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C32
filed 2022-03-15
CIK 1652982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The New Center One Building Mortgage Loan, which constituted approximately 1.7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the New Center One Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the New Center One Building Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The First National Building Mortgage Loan and the Hyatt Place Texas Portfolio Mortgage Loan, previously assets of the issuing entity being serviced under the Pooling and Servicing Agreement, were not assets of the issuing entity during the reporting period and are omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the U-Haul Portfolio Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The U-Haul Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the U-Haul Portfolio Mortgage Loan, two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MSJP 2015-HAUL transaction (the “MSJP 2015-HAUL Transaction”). This loan combination, including the U-Haul Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MSJP 2015-HAUL Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC. This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Brunswick Portfolio Mortgage Loan, the One Shell Square Mortgage Loan and the U-Haul Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combination that includes the U-Haul Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of U.S. Bank National Association as custodian of the U-Haul Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Civic Opera Building Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Civic Opera Building Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian, and U.S. Bank National Association, as Certificate Administrator, Trustee, and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

4.7           Co-Lender Agreement, dated as of July 28, 2015, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein).

4.8          Co-Lender Agreement, dated as of July 28, 2015, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-I Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2-II Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein).

4.9          Co-Lender Agreement, dated as of October 29, 2015, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on October 29, 2015 under Commission File No. 333-190246-17 and incorporated by reference herein).

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.1)

33.25       LNR Partners, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan

33.33       Wells Fargo Bank, National Association, as Trustee of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.1)

33.39       U.S. Bank National Association, as Trustee and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.7)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.1)

34.25       LNR Partners, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan

34.33       Wells Fargo Bank, National Association, as Trustee of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.1)

34.39       U.S. Bank National Association, as Trustee and Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan (see Exhibit 35.1)

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

Date: March 14, 2022