Form 10-K
period 2025-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C32
filed 2026-03-18
CIK 1652982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025, the primary servicer of the One Shell Square Mortgage Loan prior to March 1, 2025 and the primary servicer and special servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025, the primary servicer of the One Shell Square Mortgage Loan on and after March 1, 2025 and the primary servicer and special servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the One Shell Square Mortgage Loan and the U-Haul Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as certificate administrator and trustee, and U.S. Bank National Association, as custodian.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         LNR Partners, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of the New Center One Building Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the One Shell Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       LNR Partners, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 33.6)

33.24       Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan

33.29       Wells Fargo Bank, National Association, as Trustee of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 33.6)

33.31       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 33.7)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.34       Trimont LLC, as Primary Servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.36       Trimont LLC, as Special Servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.37       U.S. Bank Trust Company, National Association, as Trustee of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       U.S. Bank National Association, as Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         LNR Partners, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of the New Center One Building Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the New Center One Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the New Center One Building Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Senior Trust Advisor of the New Center One Building Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the New Center One Building Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the One Shell Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       LNR Partners, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 34.6)

34.24       Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan

34.29       Wells Fargo Bank, National Association, as Trustee of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 34.6)

34.31       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 34.7)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.34       Trimont LLC, as Primary Servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.36       Trimont LLC, as Special Servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.37       U.S. Bank Trust Company, National Association, as Trustee of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       U.S. Bank National Association, as Custodian of the U-Haul Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the U-Haul Portfolio Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         LNR Partners, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the New Center One Building Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of the New Center One Building Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         LNR Partners, LLC, as Special Servicer of the New Center One Building Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10       Trimont LLC, as Primary Servicer of the One Shell Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11       LNR Partners, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.3)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.15       Trimont LLC, as Primary Servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Special Servicer of the U-Haul Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Special Servicer of the U-Haul Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

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

Date: March 18, 2026